Form 10-K
period 2005-12-31
Allstate Life Global Funding 2005-9; ALLSTATE LIFE GLOBAL FUNDING
filed 2006-03-30
CIK 1351121, 1176267


------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

------------------------------------------------------------------------------
                                    FORM 10-K

                             Annual Report Pursuant
         to Sections 13 or 15(d) of the Securities Exchange Act of 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2005

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the Transition period from to

                        Commission File Number 001-32192

------------------------------------------------------------------------------

                          ALLSTATE LIFE GLOBAL FUNDING

    (depositor of Allstate Life Global Funding Trust 2005 - 9 (the "Trust"))


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              Not Applicable
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)
       c/o AMACAR Pacific Corp.
  6525 Morrison Boulevard, Suite 318
       Charlotte, North Carolina                         28211
(Address of Principal Executive Office)                (Zip Code)


       Registrant's telephone number, including area code: (704) 365-0569


           Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class                   Name of Each Exchange on Which
                                                          Registered
                 None                                        None

           Securities Registered Pursuant to Section 12(g) of the Act:
          Floating Rate Secured Medium Term Notes due 2008 of the Trust


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No/X/


     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No /X/


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):


   Large accelerated filer                Accelerated filer             Non-accelerated filer /X/


     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Act.) Yes   No /X/


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.


------------------------------------------------------------------------------


                      Documents Incorporated by Reference:

         The following documents are incorporated herein by reference:

o Annual Report on Form 10-K of Allstate Life Insurance Company for the year ended December 31, 2005 filed on March 13, 2006.

o Quarterly Reports on Form 10-Q of Allstate Life Insurance Company for the quarters ended March 31, 2005 filed on May 6, 2005, June 30, 2005 filed on
     August 8, 2005 and September 30, 2005 filed on November 7, 2005.

o    Current  Reports on Form 8-K of Allstate  Life  Insurance  Company filed on
     February 2, 2005,  February 8, 2005,  April 25, 2005,  April 27, 2005, July
     13, 2005, July 25, 2005, August 3, 2005 and October 24, 2005.

o    Current  Report  on Form 8-K of  Allstate  Life  Global  Funding  filed on
     December 13, 2005.

Item 1: BUSINESS

         Not applicable.

 Item 1A.:    RISK FACTORS

         Not applicable.

Item 1B.: UNRESOLVED STAFF COMMENTS

         None.

Item 2: PROPERTIES

         Not applicable.

Item 3: LEGAL PROCEEDINGS

         None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



PART II

Item 5: MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED SHAREHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

         The notes issued by the Trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository
Trust Company.

Item 6: SELECTED FINANCIAL DATA

         Not applicable.

Item 7: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

         Not applicable.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.

Item  9:  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

         Not applicable.

Item 9A: CONTROLS AND PROCEDURES

         Not applicable.

Item 9B: OTHER INFORMATION

         None.

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Not applicable.

Item 11: EXECUTIVE COMPENSATION

         Not applicable.

Item 12:  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

         Not applicable.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Not applicable.


PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)(1)
         None.

 (a)(2)

         None.

 (a)(3)
         Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit Number        Description of Document

31 Certification dated March 28, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section
     302 of the  Sarbanes-Oxley  Act of 2002,  with respect to the  Registrant's
     Annual Report on Form 10-K for the year ended December 31, 2005.

99.1 Trustee's Annual Statement of Compliance dated March 27, 2006.

99.2 Report of Independent  Registered  Public  Accounting  Firm dated March 27,
     2006.


(b)

         See (a)(3) above.

(c)

         None.






                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ALLSTATE LIFE GLOBAL FUNDING
                            as depositor of
                            ALLSTATE LIFE GLOBAL FUNDING TRUST 2005-9
                            (Registrant)

                            By:     AMACAR Pacific Corp., not in its individual capacity,
                                    but solely as administrator*



                            By:      /s/ Evelyn Echevarria
                                     ---------------------
                            Name:    Evelyn Echevarria
                            Title:   Vice President

Date: March 28, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacity and on the date indicated.


                          ALLSTATE LIFE GLOBAL FUNDING
                          as depositor of
                          ALLSTATE LIFE GLOBAL FUNDING TRUST 2005-9
                          (Registrant)





                         By: /s/ Douglas K. Johnson
                             ----------------------
                             Name:  Douglas K. Johnson
                             Title: Chief Executive Officer and Director of
                                    AMACAR Pacific Corp. (Principal Executive Officer)


Date: March 28, 2006


                         By:  /s/ Juliana C. Johnson
                              ------------------------
                              Name:  Juliana C. Johnson
                              Title: Chief Financial Officer, Principal Accounting
                                     Officer and Director of AMACAR Pacific Corp.
                                     (Principal Financial Officer and Principal Accounting
                                     Officer)
Date: March 28, 2006

*Allstate Life Global Funding and Allstate Life Global Funding Trust 2005-9 are statutory trusts organized under the laws of the State of Delaware and have no officers. AMACAR Pacific Corp., as administrator, is the sole provider of administrative services to Allstate Life Global Funding and Allstate Life Global
Funding Trust 2005-9.
